Form 10KSB
period 1997-02-28
METRO OPTICS LTD
filed 1997-12-04
CIK 855675

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 28, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from_____ to _____

                        Commission File Number 33-31092-C

                               METRO OPTICS, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-3689332
  (State or other jurisdiction of                  (I.R.S. Identification
Employer corporation or organization)                       Number)

1101 Stewart Avenue, Garden City, New York                  11530
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code  (516) 227-1262

Securities registered pursuant to Section 12(b)
of the Act:                                         None

Securities registered pursuant to Section 12(g)
of the Act:                                         Common Stock, $.01 par value

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____  No __X__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues were $2,555,422 for its most recent fiscal year.

     On November 12, 1997, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

     The number of shares of Common Stock outstanding as of October 15, 1997 was 14,363,754.

                                     PART I

Item 1. Description of Business.

Organizational History

         The Company was incorporated in the State of Delaware on April 11, 1989. The Company's headquarters are located at 1101 Stewart Avenue, Garden City, New York 11530, telephone no. (516) 227-1262.

         In January 1995, the Company, formerly known as Oakbrook Capital, Inc., acquired 100% of the issued and outstanding stock of Metrovision Enterprises, Inc. ("Metrovision") in exchange for an aggregate of 5,206,666 shares of the Company's Common Stock and warrants to purchase 693,666 shares of Common Stock at $1.50 per share. The acquisition was accounted for as a reverse acquisition and the historical financial statements of Metrovision are now those of the Company. Immediately after the aforesaid acquisition, the Company changed its name to Metro Optics, Ltd.

         Between 1989 and 1994, Metrovision opened eight retail optical stores in New York State. These stores were located in Rego Park (1989), Carle Place
(1991),  Hempstead (1991),  Hicksville (1992), Garden City (1994), Staten Island
(1994), Massapequa Park (1994) and Hartsdale (1994), respectively. Such stores targeted price conscious shoppers in the New York Metropolitan area. On April
14, 1994, the Company entered into a license agreement with The Caldor Corporation ("Caldor"), pursuant to which it became the exclusive optical concessionaire in certain Caldor locations. The Company operated thirteen (13) Caldor optical centers until Caldor declared bankruptcy in 1995. The closing of these Caldor optical centers had a material adverse effect on the Company. These closings resulted in the Company sustaining significant losses from unsold inventory and substantial indebtedness. As of the date of this report, only the Rego Park, Carle Place, Hempstead, Hicksville and Staten Island locations are still in operation. These subsidiaries were incorporated under the laws of the State of New York.

         The Company desires to expand its operations through the acquisition or merger of certain retail optical centers currently owned by the principals of the Company, Dr. Kolman Brown and Dr. Harris Mann, as well as centers owned by non-affiliated parties. Drs. Brown and Mann currently own and operate eight optical centers in New York under various names. The Company intends to merge with five of the eight entities owned by Dr. Mann and Dr. Brown (see "Certain Transactions"). The Company also intends to pursue the acquisition of other optical stores which are not controlled by Drs. Brown and Mann.

Acquisitions of Additional Retail Outlets

         The Company intends to acquire three retail vision centers currently owned by Drs. Brown and Mann. The Company will simultaneously acquire two other retail vision centers, one of which is majority owned by Drs. Brown and Mann. These subsidiaries are Eye Encounter

Inc., Eye Works Optical Inc., Harkoloptics MV Operating Inc., RM Eyewear Inc. and Fordham Eyes, Inc. The Company intends to issue to Drs. Brown and Mann, and others, an aggregate of 12,257,929 shares of the Company's Common Stock in exchange for the acquisition of 100% of each eye care facility. These facilities are located in Bronx and Brooklyn, New York. The Company believes that the addition of these facilities will allow the Company to experience savings in connection with inventory purchases, thereby allowing its pricing to consumers to be more attractive. The terms of the Company's acquisition of the subsidiaries were not negotiated at arms-length. Drs. Brown and Mann, and members of their family, have interests in other eye care centers which are not being acquired by the Company. There can be no assurance that such other facilities in which Drs. Brown, Mann and/or their families have an interest will not be acquired by the Company in the future. The terms of any future transactions between the Company and Drs. Brown, Mann and/or their families will not be the result of arms-length negotiations.

Products and Services

         The Company is primarily engaged in the operation and management of five retail vision centers located in Long Island and Staten Island, New York. Each vision center provides a full spectrum of eyewear products and eye care services to the general public. The Company maintains an on-premises inventory of approximately 2,500 eyeglass frames, 3,000 pairs of spectacle lenses and 300 contact lenses of varying prescriptions, along with a variety of sunglasses, eyeglasses, eyeglass cases, eyeglass accessories and contact lens accessories and solutions in each of its visions centers. The Company's goal is to provide one-hour service to customers in most instances. The Company's assortment of products include both moderately priced and designer eyeglass frames and branded and private label contact lenses. The Company seeks to offer a broad selection of products which are generally priced below competitor prices.

         A licensed optometrist or, in some cases, an ophthalmologist is available on the premises of each optical outlet at such times as may be appropriate for a particular location. An optometrist or ophthalmologist will either be employed by the Company directly or self-employed at a company location. The licensed optometrist or ophthalmologist will provide eye exams, fit contact lenses and offer other similar services. Such services enable customers to determine their prescription and other eye care requirements and to obtain eyewear in a single visit.

         The Company seeks to replenish its in-store inventory on a weekly basis. This is intended to limit its aggregate inventory carrying requirements while offering an ample selection of product for customers. For eyeglasses or contact lenses in sizes or prescriptions not in stock on-premises, the Company is usually able to obtain such items within 24 hours. Inventory is purchased from various suppliers with alterative sources available for most products.

Marketing Strategy

         The Company seeks to offer a full complement of affordable eyewear in a comfortable and attractive setting. Management believes that retail optical stores offering discount prices often compensate for the low prices with a low-end appearance. The Company believes that the concept of affordable eyewear being sold in an upscale setting has worked well in its established market. A typical Company retail outlet occupies 800 to 1,000 sq. ft. with ample room for well-designed merchandise displays, ophthalmologist's or optometrist's office and other equipment necessary to provide prompt service to customers seeking rapid turnaround. The Company believes that optical goods are viewed by consumers to be a necessity and are therefore less sensitive to economic conditions.

         The Company's marketing strategy is aimed at emphasizing guaranteed low pricing convenience of location, superior service, attractive customer-oriented store design, knowledgeable sales and professional personnel and a broad range of quality merchandise. The Company believes that customers who comparison shop generally find advantages from shopping at the Company's optical outlets. The Company displays signs in its optical outlets advising that the Company will guarantee the lowest price available and guarantee customer satisfaction. In addition to a broad selection of products, the Company offers eye exams by licensed optometrists or ophthalmologists and eyeglass fittings and repair by opticians, with rapid turnaround on most orders. Returns are accepted unconditionally when customers are not satisfied. The Company believes its merchandising philosophy has enabled it to develop a solid reputation as a discounter of quality eyewear products.

         The Company's growth strategies include marketing programs, such as selective use of direct mail fliers and radio/television advertising during holiday periods. The Company has implemented a program of collecting and maintaining a computerized data base of customer information that it can utilize for target mailings to increase the frequency of shopping. In addition, the Company has undertaken new marketing programs, such as enhanced displays of gift items and an expanded range of children's products. Point-of-sale literature concentrating on the benefits of specific products are also prominently displayed on counters.

         The Company is a member of several managed health care programs and provides optical services to program members. The Company is a panel member of Vision Screenings, Inc. and Comprehensive Professional Systems, Inc., two large optical managed health care programs serving the metropolitan area. The Company believes that its continued participation in these programs and other managed care programs will provide a constant source of patients and positive exposure in the optical industry.

         The Company utilizes a wide variety of other promotional techniques, including free spare pairs and 20% discount cards with an eyeglass order. The Company also utilizes state-of-the-art diagnostic procedures such as auto refractors, which allow the customer to compare their old prescriptions with potential new prescription prior to examination. The most popular and successful program includes an offer to pay for a customer's eye examination if the patient makes a purchase at a Company location. This program is designed to increase awareness of the availability of doctors of optometry at Company locations and to perpetuate customer loyalty.

         In order to encourage personnel to emphasize customer satisfaction, the Company intends to hold monthly training seminars given by regional supervisors that stress customer service, courteous salesmanship and technical product knowledge. Periodically, the Company offers contests and other incentive plans to increase sales and maintain favorable morale among its employees.

Purchasing

         The Company's inventory purchases include eyeglass frames, lenses, contact lenses, contact lens solutions and other supplies. The Company desires to expand its operations in order to be in a position to make high volume purchases from its suppliers in order to obtain preferential pricing programs from such suppliers.

         It is the intent of the Company to develop a system whereby purchasing is done by a central purchasing department that will maintain computer records tracking sales by product and remaining inventory on a store-by-store basis. The purchasing department will also obtain ongoing feedback from district managers and regional supervisors regarding product trends and sales. Outlet managers will have the authority to reorder only certain fast moving items.

         The Company has found that direct drop shipping by suppliers to vision centers is more efficient than maintaining a warehouse of inventory, since most products can be obtained from suppliers within 24 hours. Nevertheless, the Company continually reevaluates the benefits of creating a central warehouse.

Competition

         The Company competes with optical chains, department stores, optical stores and private optometrists in a highly fragmented market. Some of its larger competitors include Cohen's Optical, Sterling Optical and Pearl Vision. The majority of the Company's competitors possess greater financial resources than the Company. Some of the Company's retail chain competitors engage in marketing and promotional programs which are national in scope and which are far more extensive than the Company's. Large competitors also benefit from quantity discounts with respect to inventory purchases which are not available to the Company. The Company attempts to compete with its competition in the quality and consistency of its services, price, convenience, speed of delivery and selection.

Quality Control

         The Company emphasizes quality in both its products and customer service. Defective or damaged merchandise is returned for manufacturer refunds. Customer service is enhanced through an on-going program of evaluations by outlet managers, district managers, regional supervisors and senior management. The Company utilizes the services of an independent shopping company to conduct periodic unannounced telephone and on-site inspections of its optical outlets.

Governmental Regulation

         The Company is subject to a variety of federal, state and local laws, regulations and ordinances, including state and local laws and regulations regarding advertising, zoning, qualifications and practices of the opticians employed by the Company, and relations between independent optometrists and optical firms. These state and local legal requirements vary widely among jurisdictions and are subject to frequent change. In addition, certain products sold by the Company, specifically contact lenses and contact lens solutions, must comply with quality control standards set by the United States Food and Drug Administration.

         In New York, the Company is required to staff vision centers with one or more licensed opticians who fit and dispense eyeglasses or contact lenses. The Company, as well as the independent optometrists providing services in the Company's vision centers, from time to time receive inquiries from regulatory bodies and industry competitors regarding compliance with applicable state and local regulations. The Company anticipates that it and the independent optometrists will continue to receive and be required to respond to such inquiries and defend their practices from time to time in the future. The Company believes it is in substantial compliance with all material governmental regulations applicable to its operations.

         Although governmental regulation has increased the cost to the Company of commencing operations and decreased its flexibility in managing its business, governmental regulation has not, to date, had a material adverse effect on the Company's overall operations or financial performance, or on its overall relationships with independent optometrists. It is nevertheless possible that new regulations or new interpretations of current regulations could materially increase the Company's cost of doing business or have a material adverse impact on the Company's sales by restricting or eliminating the services of optometrist in the Company's vision centers.

Employees

         As of November 12, 1997, the Company employed 24 full-time employees and 26 part-time employees in its five retail optical centers in various phases of its operations including, but not limited to, sales, purchasing and management. At Company locations, independent optometrists perform eye examinations and prescribe corrective lenses (whether eyeglasses or contact lenses) as needed. All doctors of optometry are required to be licensed by the jurisdiction where they conduct their practice. As the number of the Company optical outlets grows, it will be necessary to hire regional supervisors to oversee district managers. It is anticipated that for every 15-20 optical outlets, the Company will have four district managers and one regional supervisor overseeing those outlets. The Company considers Its present labor relations to be satisfactory.

Item 2. Description of Property.

         The Company leases its principal executive offices located at 1101 Stewart Avenue, Suite 203, Garden City, New York 11530. The Company's business is conducted at its five (5) wholly-owned subsidiaries. Each subsidiary leases the space where the retail optical store is located from non-affiliated third parties. The following is a list of the Company Optical leaseholds:

1.   165 Old Country Road, Carle Place, NY 11514 (expires 2001)
2.   216A North Franklin Avenue, Hempstead, NY 11550 (expires 2002)
3.   Delco Plaza, 265-1 Broadway, Hicksville, NY 11801 (expires 2001)
4.   95-19 63rd Drive, Rego Park, NY 11374 (expires 1998)
5. Staten Island Mall, 2655 Richmond Avenue, Staten Island, NY 10314 (expires 2003)

         Leases for these location are generally for terms of ten (10) years. The Company believes that its relationships with its lessors are good.

Item 3. Legal Proceedings.

         The Company is not currently a party to any legal proceedings the results of which it believes could have a material adverse effect upon its business or financial condition. Other than routine litigation incidental to its business, there are no such proceedings pending against it. The Company, however, is significantly delinquent in the payment of trade payables and other debt. Accordingly, litigation may be instituted against the Company by such creditors. There can be no assurance that future litigation will not have an adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         During the last quarter of the period covered by this report, the Company did not submit any matter to the vote of its shareholders.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

         There is currently no public market for the Company's securities

         As of October 15, 1997, there were 103 holders of record of the Company's Common Stock. The number of record holders does not include holders whose securities are held in street name.

         The Company does not currently pay dividends on its Common Stock. It is management's intention not to declare or pay dividends on the Common Stock, but to retain earnings, if any, for the operation and expansion of the Company's business.

Item 6. Management's Discussion and Analysis and Results of Operations.

Background

         The Company is primarily engaged in the operation and management of five retail vision centers located in Long Island and Staten Island, New York. Each vision center provides a full spectrum of eyewear products and eye care services to the general public. The Company intends to acquire three retail vision centers currently owned by Drs. Brown and Mann. The Company will simultaneously acquire two other retail vision centers, one of which is majority owned by Drs. Brown and Mann. These subsidiaries are Eye Encounter Inc., Eye Works Optical Inc., Harkoloptics MV Operating Inc., RM Eyewear Inc. and Fordham Eyes, Inc. The Company currently maintains an on-premises inventory of approximately 2,500 eyeglass frames, 3,000 pairs of spectacle lenses and 300 contact lenses of varying prescriptions, along with a variety of sunglasses, eyeglasses, eyeglass cases, eyeglass accessories and contact lens accessories and solutions in each of its visions centers. The Company's goal is to provide one-hour service to customers in most instances. The Company's assortment of products include both moderately priced and designer eyeglass frames and branded and private label contact lenses. The Company seeks to offer a broad selection of products which are generally priced below competitor prices.

Results of Operations

Year Ended February 28, 1997 ("Fiscal 1997)
Compared to February 28, 1996 ("Fiscal 1996)

         The Company's revenues for the Fiscal 1997 decreased to $2,555,422 from $3,654,875 for the prior year, a decrease of approximately 30%. This decrease is primarily attributable to the insolvency and bankruptcy of Caldor in Fiscal 1996. Also, the Company focused its attention and efforts on (i) reorganizing the Company through acquisitions; (ii) privately raising funds to pay down debt and increase working capital; and (iii) attempting to bring the Company current with respect to filing the required Securities Exchange Act of 1934 reports. Revenues are generated through the Company's sale of eyeglass wear and related services. The Company has an accumulated deficit of $3,470,293, an increase of $498,698 from the prior year.

Liquidity and Capital Resources

         The Company's cash position was $47,504 at February 28, 1997, as compared with ($55,849) at February 28, 1996, an increase of $103,353. The Company's working capital at February 28, 1997 was ($1,797,628) as compared to a working capital of ($778,766) at February 28, 1996, an increase of $1,018,862. The increase in cash and working capital primarily resulted from the raising of $300,000 in a private offering of the Company's securities, as described below, and from the Company satisfying certain outstanding liabilities.

         In February 1997, the Company completed a private offering of its securities pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company sold 30 Units at $10,000 per Unit. Each Unit consisted of 233,334 shares of Common Stock, 233,334 Class A Warrants and 233,334 Class B Warrants. The Company raised $300,000 pursuant to the aforesaid offering. The proceeds were used to pay down certain delinquent obligations of the Company, including tax liabilities.

         In July 1997, the Company offered to the public 25 Units at $10,000 per Unit in a private offering of its securities pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Each Unit consisted of a $10,000 promissory note, 70,000 Class A Warrants and 70,000 Class B Warrants. As of October 15, the Company has accepted subscriptions for 10 Units.

Fiscal 1996 Compared to
Year Ended February 28, 1995 ("Fiscal l995")

         The Company did not have significant revenues in Fiscal 1995. The Company's public offering closed in January 1995 and the Company began generating significant revenues from its Caldor license. Although the Company generated revenues during Fiscal 1996, the Company experienced significant losses from unsold inventory and incurred substantial due to the bankruptcy of Caldor. The Company's only revenues in prior years from inception to the end of Fiscal 1995 were generated from interest income earned on the proceeds of the Company's initial public offering, which closed in July 1990, and on a note receivable.

Item 7. Financial Statements

         The financial statements of the Company, including the notes thereto, together with the report of the independent certified public accountant thereon, are presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act.

Directors and Officers

         The following table sets forth the names and ages of all current directors and officers of the Company and their respective positions in the Company.

Name                Age        Position
----                ---        --------

Kolman Brown        52         Chairman and President

Harris Mann         56         Vice President, Secretary, Treasurer and Director


         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

         Kolman Brown was appointed the Chairman of the Board and President of the Company in January 1995. From 1988 to the present, Dr. Brown has also acted as Chairman of the Board and President of the Company. From 1979 to 1988, Dr. Brown developed and operated the Statewide Optical chain of Vision Centers, with seventeen of such outlets optical stores located throughout New York City and Nassau County. Dr. Brown sold his interest in Statewide Optical in 1988. From 1980 to date, Dr. Brown co-developed and operates the Eye Encounter Optical chain with Dr. Harris Mann. Dr. Brown attended Fairleigh Dickinson University and received an O.D. (Doctor of Ophthalmology) from Pennsylvania College of Optometry in May 1968.

         Harris Mann was appointed Vice-President, Secretary, Treasurer and a Director of the Company in January 1995. From 1988 to the present, Dr. Mann has also acted as Vice President, Secretary, Treasurer and a Director of the Company. From 1980 to date, Dr. Mann co- developed and operates the Eye Encounter Optical chain with Dr. Brown. Dr. Mann received a Bachelor of Science degree from the City College of New York in 1963 and an O.D. degree from the Pennsylvania College of Optometry in 1967.

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during its most recent fiscal year, the Company believes that there were no
Section 16(a) reports filed untimely during the Company's year ended February 28, 1997.

Item 10. Executive Compensation

         The Company's Summary Compensation Table for the years ended February 28, 1997, 1996 and 1995 is provided herein. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended February 28, 1997, 1996 and 1995. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

              For the Years Ended February 28, 1997, 1996 and 1995
                       Annual Compensation Awards Payouts

                                                                   Other
Name                                                               Annual
and                                         Compen-                Compen-
Principal                  Year             sation                 sation
Position                   Ended            Salary                 ($)(1)
--------                   -----            -------                ------

Kolman Brown               1997               --                   $1,704.19
                           1996             $19,200                $4,536.26
                           1995               --                     --

Harris Mann                1997               --                   $1,704.19
                           1996             $19,200                $4,536.26
                           1995               --                     --


(1)  Represents health insurance payment.

Item 11.   Security  Ownership of Certain Beneficial
           Owners and Management

         The following table sets forth, as of October 15, 1997, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                     Shares
Officers, Directors and              Beneficially           Percent of Shares
Principal Stockholders               Owned                 Beneficially Owned(1)
----------------------               -----                 ---------------------

Kolman Brown                         2,066,667                  14.4%
Harris Mann                          2,066,667                  14.4%

I. Robert Altman and                 2,800,008(2)               17.3%
 Arline Altman
3151 Hewlett Avenue
Merrick, NY 11566

Albert L. Dorf and                   2,800,008(2)               17.3%
 Rhona S. Dorf
1137 Bloomingdale Rd.
Philadelphia, PA 19115

Joyce Ann Parker                     2,800,008(2)               17.3%
3170 Jason Drive
Bellmore, NY 11710

Phyllis Sherman                      2,800,008(2)               17.3%
2970 Lee Place
Bellmore, NY 11710

All directors,                       4,133,334                  28.8%
executive officers
as a group (2 persons)

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of October 15, 1997. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Includes 933,336 shares of Common Stock underlying Class A Warrants and 933,336 shares of Common Stock underlying Class B Warrants. The Class A Warrants and Class B Warrants are exercisable at $.21 and $.36, respectively, and expire on February 11, 2000.

Item 12.  Certain Relationships and Related Transactions.

         The Company intends to acquire three retail vision centers currently owned by Drs. Brown and Mann. The Company will simultaneously acquire two other retail vision centers, one of which is majority owned by Drs. Brown and Mann. These subsidiaries are Eye Encounter Inc., Eye Works Optical Inc., Harkoloptics MV Operating Inc., RM Eyewear Inc. and Fordham Eyes, Inc. The Company intends to issue to Drs. Brown and Mann, and others, an aggregate of 12,257,929 shares of the Company's Common Stock in exchange for the acquisition of 100% of each eye care facility. These facilities are located in Bronx and Brooklyn, New York. The Company believes that the addition of these facilities will allow the Company to experience savings in connection with inventory purchases, thereby allowing its pricing to consumers to be more attractive. The terms of the Company's acquisition of the subsidiaries were not negotiated at arms-length. Drs. Brown and Mann, and members of their family, have interests in other eye care centers which are not being acquired by the Company. There can be no assurance that such other facilities in which Drs. Brown, Mann and/or their families have an interest will not be acquired by the Company in the future. The terms of any future transactions between the Company and Drs. Brown, Mann and/or their families will not be the result of arms-length negotiations.

         Drs. Mann and Brown, and members of their respective families, have advanced monies to the Company in the aggregate amount of approximately $170,000. These loans are payable on demand and bear interest at the rate of 8% per annum.

         The Company entered into a three year management agreement dated July 1, 1994 ("Management Agreement") with Calmet, Ltd. ("Calmet"), which is wholly owned by Drs. Kolman Brown and Harris Mann. Pursuant to the terms of the Management Agreement, Calmet managed and operated all retail optical locations owned either directly by the Company or indirectly through its subsidiaries. Dr. Brown agreed to devote substantially all of his business time and attention to the management of the Company, and Dr. Mann agreed to devote so much of his business time and attention to the management of the Company as in the judgment of the Chief Executive Officer of the Company was reasonably required. The Company agreed to pay Calmet a management fee of $400,000 per year. In addition, Calmet was to receive 6% of the pre-tax profits of the Company for each year that the Management Agreement was in effect. Calmet agreed that neither it nor its principals would, during the term of the Management Agreement or for two years immediately following its termination, directly or indirectly, operate any optical or eyewear facility or business within 10 miles of any location at which the Company has an existing optical location. Calmet and Drs. Brown and Mann agreed that they would offer to the Company the opportunity to acquire any retail vision center that they may became aware of after the effective date of the Agreement (other than any such vision center (i) owned by them as of the date of the Agreement, or (ii) which, at the time it came to their attention, derived 50% or more of its revenues from Medicare, Medicaid or other similar government entitlement program and which is expected to remain in such market segment) prior to entering into any agreement to acquire such retail vision center. During the term of the Management Agreement the Company agreed to maintain in effect a life insurance policy in the face amount of at least

$2,000,000 on the life of Dr. Brown, naming the Company as beneficiary and provide family medical insurance for Drs. Brown and Mann. Effective February 28, 1997, Calmet forgave all management fees accruing since the inception of the Management Agreement. The Management Agreement terminated on July 1, 1997 and was not extended.

         Certain of the Company's subsidiaries have liabilities to Fleet Bank in the aggregate amount of approximately $217,000. Such liabilities have been personally guaranteed by Drs. Brown and Mann. In addition, such liabilities are secured by all of the personal property, both tangible and intangible, of the respective subsidiaries to which the loans representing such liabilities were made.

         In the event, any of the Company's Class A Warrants or Class B Warrants are exercised, Dr. Kolman Brown and Dr. Harris Mann would be entitled to receive aggregate additional shares of Common Stock equal to the number of Shares issued on exercise of such Warrants, provided however, that the Company reported gross revenues of (i) $9,000,000 in the fiscal year prior to the exercise of the Warrants; (ii) $9,000,000 in the fiscal year after exercise of the Warrants; or
(iii) $4,500,000 in any two consecutive fiscal quarter after exercise of the Warrant.

Item 13. Exhibits List and Reports on Form 8-K.

   Exhibit No.      Description
   -----------      -----------

   *2               Agreement  and Plan of  reorganization  dated  November  18,
                    1994,  by  and  among  the  company,   Metrovision  and  the
                    Shareholders of Metrovision.

   *3.1             Articles of Incorporation

   *3.2             Bylaws

   *4.1             Articles of Incorporation

   *4.2             Bylaws

   *4.3             Specimen Common Stock Certificates

   *4.4             Form of Warrant

   *4.5 Loan Note dated November 16, 1993 between Metrovision of Staten Island, Inc. and National Westminster Bank U.S.A.

   *4.6 Continuing General Security Agreement dated November 16, 1993 between Metrovision of Staten Island Inc. and National Westminster Bank U.S.A.

   *4.7 Corporate Guaranty Agreement dated August 12, 1993 executed by Metrovision of Hicksville, Inc. Metrovision of Carle Place, Inc., Metrovision of Rossevelt Field, Inc. and Metrovision of Hempstead, Inc. with respect to the loan from National Westminster Bank, U.S.A. to Metrovision of Staten Island, Inc.

   *4.8 Loan Note dated November 16, 1993 between Metrovision of rossevelt Field, Inc. and National Westminster Bank, U.S.A.

   *4.9 Continuing General Security Agreement dated November 16, 1993 between Metrovision of rossevelt Field, Inc. and National Westminster Bank, U.S.A.

   *4.10 Corporate Guaranty Agreement dated August 12, 1993 whereby the loan of National Westminster Bank, U.S.A. to Metrovision of Rossevelt Field, Inc. was guaranteed by Metrovision of
                    Hicksville, Inc., Metrovision of Carle Place, Inc. Metrovision of Roosevelt Field, Inc. and Metrovision of Hempstead, Inc.

   *10.1            Stock Option Plan dated April 11, 1989

   *10.2 Management Agreement dated as of July 1, 1994 by and among Metrovision Enterprises, Inc. Calmet, Ltd., Kolman Brown and Harris Mann.

   *10.3 First Modification to Management Agreement dated as of January 4, 1995 among Metrovision Enterprises, Inc., Calmet, Ltd., Kolman Brown and Harris Mann.

   *10.4 License Agreement dated as of April 14, 1994 between Metrovision Enterprises, Inc. and the Caldor Corporation.

   *10.5            First   Modification  to  License   Agreement  dated  as  of
                    September (undated) 1994 between Metrovision Enterprises, Inc. and The Caldor Corporation.

   *10.6 Letter Agreement dated May 24, 1994 among Metrovision Enterprises, Inc., U.S. Sachem Financial Consultants, L.P. and Andrew Todd Industries, Inc.

   *10.7            Agreement  dated June 16, 1994  between the Company and U.S.
                    Sachem Financial Consultants, L.P.

   *10.8 Financial Advisory Agreement dated Une 23, 1994 between Metrovision Enterprises, Inc. and U.S. Sachem financial consultants, L.P.

   *10.9 Agreement dated June 30, 1994 between Eye Care Centers of America, Inc. and Metrovision Enterprises, Inc.

   *10.10 Placement Agent Agreement dated November 18, 1994 among the Company, Metrovision Enterprises, Inc. and U.S. Sanchem Financial Consultants, L.P.

   *10.11 Option Agreement dated January 4, 1995, by and among Kolman Brown, Harris Mann and the Company.

   *10.12           Transfer Agent Appointment dated December 13, 1994.

   *10.13           Management   Agreement  dated  March  17,  1995  between  RK
                    Eyecare, Inc. and Metro Optics Ltd.

   *16.1 Letter of Wright & Seibert, P.C. dated March 28, 1995 regarding change in certifying accountants.

   *21              Subsidiaries of Company

*   Previously filed with the Securities and Exchange Commission

         (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            METRO OPTICS, LTD.

                                            By: /s/ Kolman Brown
                                                --------------------------------
                                                    Kolman Brown, President

Dated:  November 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          /s/ Kolman Brown                                     November 24, 1997
----------------------------------------
Kolman Brown, Chairman of the Board and
 President (Principal Executive Officer)




          /s/ Harris Mann                                      November 24, 1997
----------------------------------------
Harris Mann, Vice President, Secretary and Treasurer
 (Principal Financial Officer and Principal Accounting Officer)

                               METRO OPTICS, LTD.

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                                FEBRUARY 28, 1997

                               METRO OPTICS, LTD.

               FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                          YEAR ENDED FEBRUARY 28, 1997

                               Table of Contents

Financial Statements:

    Independent Auditors' Report                                             1

    Balance Sheet                                                            2

    Statement of Operations and Accumulated Deficit                          3

    Statement of Stockholders' Deficiency                                    4

    Statement of Cash Flows                                                  5

    Notes to Financial Statements                                       6 - 14

Supplementary Information:

    Accountants' Report                                                     15

    Analysis of Cost of Goods Sold                                          16

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Metro Optics, Ltd.
Garden City, New York

We have audited the accompanying balance sheet of Metro Optics, Ltd. as of February 28, 1997, and the related statements of operations and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Metro Optics, Ltd. as of February 28, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Ives & Sultan, LLP
                                       -----------------------------------------
                                       IVES & SULTAN, LLP
                                       Certified Public Accountants

June 25, 1997

                               METRO OPTICS, LTD.

                                  BALANCE SHEET
                                FEBRUARY 28, 1997

                                     Assets

Current Assets
    Cash and Cash Equivalents (Note 1c)                             $    47,504
    Accounts Receivable                                                  73,903
    Inventory                                                           269,847
    Prepaid Expenses and Other Current Assets                             4,010
                                                                    -----------
                                                                        395,264
                                                                    -----------

Fixed Assets (Note 3)                                                 1,568,538
    Less:  Accumulated Depreciation                                     493,846
                                                                    -----------
                                                                      1,074,692
                                                                    -----------

Other Assets
    Security Deposits                                                    30,866
                                                                    -----------
                                                                    $ 1,500,822
                                                                    ===========

                     Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts Payable                                                $ 1,173,293
    Accrued Expenses and Taxes (Note 4)                                 555,186
    Current Portion of Long-Term Debt (Note 5)                          110,345
    Current Portion of Leases Payable (Note 6)                           91,402
    Due to Affiliate (Note 2)                                            20,749
    Due to Stockholders (Note 7)                                        241,917
                                                                    -----------
                                                                      2,192,892
                                                                    -----------
Long-Term Debt
    Long-Term Debt - Less:  Current Maturities (Note 5)                  88,955
    Leases Payable - Less:  Current Maturities (Note 6)                 146,848
                                                                    -----------
                                                                        235,803
                                                                    -----------
Stockholders' Deficiency
    Common Stock, $.01 Par Value - 25,000,000 Shares
      Authorized, 7,363,734 Shares Issued and Outstanding                73,637
    Paid-in Capital                                                   2,468,783
    Retained Deficit                                                 (3,470,293)
                                                                    -----------
                                                                       (927,873)
                                                                    -----------
                                                                    $ 1,500,822
                                                                    ===========

The accompanying notes are an integral part of the financial statements


                                                                          Page-2

                               METRO OPTICS, LTD.

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                          YEAR ENDED FEBRUARY 28, 1997

Sales and Services                                                  $ 2,555,422

Cost of Goods Sold                                                    1,362,205
                                                                    -----------
Gross Profit                                                          1,193,217
                                                                    -----------
Expenses
    Payroll                                                             539,103
    Doctors Fees and Commissions                                        142,856
    Rent                                                                451,229
    Professional Fees                                                    21,918
    Insurance                                                            29,278
    Repairs and Maintenance                                              14,882
    Payroll Taxes                                                        56,788
    Bad Debt Expense                                                     37,000
    Office and Miscellaneous                                            192,021
    Credit Card Fees and Bank Charges                                    82,137
    Utilities                                                            52,126
    Telephone                                                            33,412
    Advertising and Promotion                                            34,629
    Depreciation                                                         53,713
                                                                    -----------
                                                                      1,741,092
                                                                    -----------

Loss From Operations                                                   (547,875)

Other Expenses
    Interest                                                             13,823
                                                                    -----------

Net Loss (Per Share $0.076)                                            (561,698)

Accumulated Deficit - Beginning
   of Year (as restated - Note 14)                                   (2,908,595)
                                                                    -----------

Accumulated Deficit - End of Year                                   $(3,470,293)
                                                                    ===========

The accompanying notes are an integral part of the financial statements.


                                                                          Page-3

                               METRO OPTICS, LTD.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                          YEAR ENDED FEBRUARY 28, 1997

                                                                    Retained
                               Common Stock          Paid-in        Earnings/
                            Shares       Amount      Capital        (Deficit)

Balance -
   February 28, 1996      7,363,734     $73,637     $2,468,783    *$(3,082,980)

Net Loss                         --          --             --      (1,271,570)
                          ---------     -------     ----------     -----------

Balance -
   February 28, 1997      7,363,734     $73,637     $2,468,783     $(4,354,550)
                          =========     =======     ==========     ===========

*  As stated - See Note 12.

The accompanying notes are an integral part of the financial statements.


                                                                          Page-4

                               METRO OPTICS, LTD.

                             STATEMENT OF CASH FLOWS
                          YEAR ENDED FEBRUARY 28, 1997

Operations
  Cash Provided By (Used For) Operations:
     Net Loss                                                         $(561,698)
                                                                    -----------
     Adjustment to Reconcile Net Loss to
        Net Cash Provided By (Used For) Operations:
          Depreciation and Amortization                                  53,713
          Prior Period Adjustment                                       192,473
    Abandonment of Fixed Assets                                        (552,568)
    Accounts Receivable                                                 (36,903)
    Inventory                                                           144,431
    Prepaid Expenses and Other Current Assets                           145,013
    Security Deposits                                                    10,999
    Accounts Payable                                                    358,369
    Accrued Expenses and Taxes                                          403,849
    Due to Affiliate                                                     83,240
                                                                      ---------
                                                                        802,616
                                                                      ---------

 Total Cash Provided By Operations                                      240,918
                                                                      ---------

Financing
 Cash Provided By (Used For) Financing:
    Proceeds From Investors                                             100,000
    Principal Payments on Debt                                         (213,331)
    Payments on Stockholder Loans                                       (80,083)
                                                                      ---------
 Total Cash Used For Financing                                         (193,414)
                                                                      ---------
Net Increase in Cash and Cash Equivalents                                47,504

Cash and Cash Equivalents - At Beginning                                   --
                                                                      ---------

Cash and Cash Equivalents - At End                                    $  47,504
                                                                      =========

Supplemental Disclosures of Cash Flow Information:

    Cash Paid During The Period For:

      Interest                                                        $  13,823
                                                                      =========

The accompanying notes are an integral part of the financial statements.


                                                                          Page-5

                               METRO OPTICS, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED FEBRUARY 28, 1997

1.   Summary of Significant Accounting Policies

     a.   Type of Organization

          Metro Optics, Ltd.(Company) was incorporated in the State of Delaware on April 11, 1989 under the name of Oakbrook Capital, Inc. In January, 1995, the Company acquired 100% of the issued and outstanding shares of stock of Metrovision Enterprises, Inc. and changed its name to Metro Optics, Ltd. The acquisition was accounted for as a reverse acquisition.

          The Company provides retail optical services through five wholly-owned subsidiaries located throughout the Metropolitan New York area. The Company offers a broad selection of high quality eyewear and contact lenses at discount prices.

     b.   Current Assets and Current Liabilities

          Current assets and current liabilities include such items expected to be realized or liquidated during the next year.

     c.   Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less at acquisition to be cash equivalents.

     d.   Inventory

          Inventory primarily is comprised of direct material cost consisting of eyeglass frames, contact lenses, ophthalmic lenses and optical laboratory supplies and is stated at the lower of first-in, first-out ("FIFO") cost or market.

     e.   Income Taxes

          The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.

     f.   Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets, ranging from seven to ten years. Leasehold improvements are amortized over the shorter of their economic lives or the terms of the leases.

     g.   Income Recognition

          A sale and related costs are recognized upon delivery of eyewear. Exam revenue is recognized when the professional service is rendered.

     h.   Fair Value of Financial Instruments

          The Company has fixed rates on certain of its debt. The fair value of the debt, based on current interest rates approximates the carrying value at February 28, 1997.

          The estimated fair values of the financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts that could be realized in a current market exchange.


                                                                          Page-6

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

1.   Summary of Significant Accounting Policies (Continued)

     i.   Management and Consulting Agreements

          On April 7, 1994, the Company signed a financial consulting agreement with William Kravitz, as president of Andrew Todd Industries, Inc. The agreement was amended by letter dated May 24, 1994.

          On July 1, 1994, the Company entered into a management agreement (the "Management Agreement") with Calmet, Ltd. ("Calmet"), which is wholly owned by Doctors Brown and Mann. Pursuant to the terms of the Management Agreement, Calmet will manage and operate all retail optical locations owned by the Company. The term of the Management Agreement is for three years commencing July 1, 1994. The Company has agreed to pay Calmet, as a management fee, $400,000 per year. In addition, Calmet will receive 6% of the pretax profits of the Company for each year that the agreement is in effect. Calmet has agreed that neither it nor its principals will, during the term of the Management Agreement or for two years immediately following its termination, directly or indirectly, operate any optical or eyewear facility or business within 10 miles of any retail optical facility owned by the Company as of the termination date of the Management Agreement. Calmet and Doctors Brown and Mann have each agreed that they will offer to the Company the opportunity to acquire any retail vision center that they may become aware of after the effective date of the Management Agreement with limitations as outlined in such agreement. The Company has agreed that during the term of the Management Agreement it shall maintain in effect a life insurance policy in the face amount of $2,000,000 on the life of Doctor Brown naming it as a beneficiary and to provide family medical insurance for Doctors Brown and Mann.

          Effective February 28, 1997, Calmet has forgiven all management fees accruing since the inception of the management agreement.

     j.   Loss Per Share

          Net loss per share data was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

2.   Due to Affiliate

     Due to affiliate consists of the following:

          Eye Encounter, Inc.                                     $20,749
                                                                  =======

     Eye Encounter, Inc. is wholly-owned by the stockholders, Dr. Brown and Dr. Mann.


                                                                          Page-7

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

3.   Fixed Assets

     Fixed assets consist of the following:

                                                  Estimated
                                                 Useful Life
     Furniture and Fixtures                        7 Years          $  856,884
     Leasehold Improvements                        10 Years            711,654
                                                                    ----------
                                                                     1,568,538
Less:  Accumulated Depreciation                                        493,846
                                                                    ----------
                                                                    $1,074,692
                                                                    ==========

     Depreciation expense for the year ended February 28, 1997 was $53,713.

4.   Accrued Expenses and Taxes

     Accrued expenses and taxes consist of the following:

     Payroll                                                          $  9,070
     Payroll Taxes                                                     546,116
                                                                      --------
                                                                      $555,186
                                                                      ========

5.   Long-Term Debt

     Long-term debt consists of the following:

         Metro Optics, Ltd. of Roosevelt Field; loan payable to
           Fleet Bank (formerly Nat West Bank); monthly
           installments of $5,112 through November 27, 1998
           at 8.25% per annum.                                         $ 99,650

         Metro Optics, Ltd. of Staten Island; loan payable to
           Fleet Bank (formerly Nat West Bank); monthly
           installments of $5,112 through November 27, 1998
           at 8.25% per annum.                                           99,650
                                                                       --------
                                                                        199,300
         Less:  Current Maturities                                      110,345
                                                                       --------
         Long-Term Debt                                                $ 88,955
                                                                       ========

     The loans are secured by all of the personal property, both tangible and intangible, owned by the Company and have been guaranteed by the principal stockholders, Doctors Brown and Mann.


                                                                          Page-8

                               METRO OPTICS, LTD.

                          YEARS ENDED FEBRUARY 28, 1997

6.   Leases Payable

     Leases payable consists of the following:

         Vanguard Financial Services; 3 optical equipment
           leases; monthly payments of $3,420 payable
           through December, 2001.                                    $159,014

         G.E. Capital Corp.; ophthalmic equipment lease;
           monthly payments of $1,262 payable through
           October, 2000.                                               40,374

         AT&T Credit Corp.; equipment lease; monthly
           payments of $482 payable through January, 1998.               5,303

         AT&T Capital Leasing Services; equipment lease; monthly
           payments of approximately $1,215
           payable through May, 1998.                                   18,224

         First United Leasing Corp.; 3 computer leases; monthly
           payments of $2,375 payable through September, 1997.          15,335
                                                                      --------
                                                                       238,250
         Less:  Current Maturities                                      91,402
                                                                      --------
                                                                      $146,848
                                                                      ========

     All leases are secured by their respective equipment and have been personally guaranteed by Drs. Brown and Mann.

     Principal payments on leases payable are estimated as follows:

     Twelve Months Ended
         February 28,
            1998                                                     $  91,402
            1999                                                        59,829
            2000                                                        51,138
            2001                                                        35,881
                                                                     ---------
                                                                     $ 238,250
                                                                     =========

7.   Due to Shareholders

     Due to shareholders represents monies owed to Drs. Brown and Mann. As of the date of this report no terms for repayment have been made and no interest has been accrued.


                                                                          Page-9

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

8.   Stock Option Plan

     On April 11, 1989, the Company adopted an incentive Stock Option Plan ("Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended ("Code"). Pursuant to the Plan, options to purchase up to 5,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to certain limitations. As of the date of this report, no options have been granted under this Plan, but the Company may elect to grant options under the Plan in the future.


9.   Leases and Commitments

     Operating Leases - The Company leases all of its stores. These leases expire at various dates through 2003. None of the leases contain options to renew. The leases on stores generally provide for payment of real estate taxes, common area charges and for additional rent based primarily on percentage of sales.

     Future minimum lease payments at February 28, 1997 for each of the next five fiscal years and thereafter are as follows:

         1998                                                       $  431,643
         1999                                                          363,467
         2000                                                          341,142
         2001                                                          283,432
         2002 and Thereafter                                            41,771
                                                                    ----------
                                                                    $1,461,455
                                                                    ==========

10.  Public Securities Offering

     The Company is offering for sale 30 Units of its securities at an offering price of $10,000 per Unit. Each Unit consists of 233,334 shares of common stock. 233,334 Class A warrants and 233,344 Class B warrants. The Company is authorized to issue an aggregate of 25,000,000 shares of common stock, $.01 par value, and 5,000,000 shares of preferred stock, $.01 par value ("preferred stock").

     Common Stock

     The authorized capital stock of the Company presently consists of 25,000,000 shares of $.01 par value of common stock. All such shares have equal voting rights and are not assessable. Voting rights are not cumulative, and, therefore, the holders of more than 50% of the outstanding shares of common stock of the Company can, if they choose to do so, elect all the Directors.

     Upon liquidation, dissolution or winding up of the Company, the assets of the Company, after the payout of liabilities and after the satisfaction of all claims by preferred shareholders, will be distributed pro rata to the holders of the common stock. The holders of the common stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company redeem or purchase their shares. The shares of common stock presently outstanding are, and the shares of common stock to be sold pursuant to the offering will be, upon issuance, fully paid and nonassessable.


                                                                         Page-10

                               METRO OPTICS, LTD.

                          YEARS ENDED FEBRUARY 28, 1997

10.  Public Securities Offering (Continued)

     Holders of common stock are entitled to share equally in dividends when, and as if declared by the Board of Directors of the Company, out of funds legally available therefore after payment of any dividends to the holders of the Company's preferred stock. The Company has not paid any cash dividends on its common stock and it is unlikely that any such dividends will be declared in the foreseeable future.

     Preferred Stock

     The Company is presently authorized to issue 5,000,000 shares of preferred stock, $0.1 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of Preferred Stock may differ with respect to such matters as may be determined by the Board of Directors, including, without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. The potential exists, therefore, that preferred stock might be issued which would grant dividend preferences and liquidation preferences to preferred shareholders over common shareholders. Unless the nature of a particular transaction and applicable statues require such approval, the Board of Directors has the authority to issue these shares without shareholder approval. The issuance of Preferred Stock my have the affect of delaying or preventing a change in control of the Company without any further action by shareholders.

     Class A Warrants

     The Company has authorized the issuance of 233,344 Class A Warrants to purchase shares of common stock and has reserved an equivalent number of shares of common stock for issuance upon exercise of such Class A Warrants. No fractional shares will be issued upon the exercise of the Class A Warrants. The Company will pay cash in lieu of fractional shares.

     Each Class A Warrant entitles the holder thereof to purchase one share of common stock at a price of $.21 per share during the three year period commencing on the date of the Offering Memorandum. The Class A Warrants contain provision that protect the Class A Warrant holders against dilution by adjustment of the exercise price in certain events including but not limited to, stock dividends, stock splits, reclassification or mergers. A Class A Warrant holder will not possess any rights as a shareholder of the Company solely by virtue of the ownership of a Class A Warrant. The shares of common stock, when issued upon the exercise of the Class A Warrant in accordance with the terms thereof, will be fully paid and non-assessable. However, such shares will be deemed restricted securities under the Act and not available for public resale unless registered by the Company or upon satisfaction of the provisions of Rule 144 promulgated under the Act. The Company has no obligation to register the Class A Warrants or the Shares underlying the Class A Warrants.

     The Company may redeem the Class A warrants at a price of $.01 per Class A warrant at any time upon 30 days prior written notice if the average closing bid price of the common stock has been at least $3.00 per share during the 30 consecutive trading days ending on the third day prior to the day on which notice of redemption is given.


                                                                         Page-11

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

10.  Public Securities Offering (Continued)

     At any time when the Class A warrants are exercisable, the Company is required to have a current registration statement on file with the Commission and to effect appropriate qualifications under the laws and regulations of the states in which the holders of Class A warrants reside in order to comply with applicable laws in connection with the exercise of the Class A warrants and the resale of the common stock issued upon such exercise. There can be no assurance that the Company will be in a position to effect such action under the federal and applicable state securities laws, and the failure of the Company to effect such action may preclude the exercise thereof. The Company may amend the terms of the Class A warrants but only by extending the termination date or lowering the exercise price thereof. The Company has no present intention of amending such terms.

     In the event, any of the Company's Class A warrants or Class B warrants are exercised, Dr. Kolman Brown and Dr. Harris Mann would be entitled to receive aggregate additional shares of common stock equal to the number of shares issued on exercise of such warrants, provided however, that the Company reported gross revenues of (i) $9,000,000 in the fiscal year prior to the exercise of the warrants; (ii) $9,000,000 in the fiscal year after exercise of the warrants; or (iii) $4,500,000 in any two consecutive fiscal quarter after exercise of the warrant.

     Class B Warrants

     The Company has authorized the issuance of 233,344 Class B warrants to purchase shares of common stock and has reserved an equivalent number of shares of common stock for issuance upon exercise of such Class B warrants. No fractional shares will be issued upon the exercise of the Class B Warrants. The Company will pay cash in lieu of fractional shares.

     Each Class B warrant entitles the holder thereof to purchase one share of common stock at a price of $.36 per share during the three year period commencing on the date of the Offering Memorandum. The Class B warrants contain provisions that protect the Class B warrant holders against dilution by adjustment of the exercise price in certain events including but not limited to, stock dividends, stock splits, reclassification or mergers. A Class B warrant holder will not possess any rights as a shareholder of the Company solely by virtue of the ownership of a Class B warrant. The shares of common stock, when issued upon the exercise of the Class B warrants in accordance with the terms thereof, will be fully paid and non-assessable. However, such shares will be deemed restricted securities under the Act and not available for public resale unless registered by the Company or upon satisfaction of the provisions of Rule 144 promulgated under the Act. The Company has no obligation to register the Class B Warrants or the shares underlying the Class B Warrants.

     The Company may redeem the Class B warrants at a price of $.01 per Class B warrant at any time upon 30 days prior written notice if the average closing bid price of the common stock has been at least $4.00 per share during the 30 consecutive trading days ending on the third day prior to the day on which notice of redemption is given.


                                                                         Page-12

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

10.  Public Securities Offering (Continued)

     At any time when the Class B warrants are exercisable, the Company is required to have a current registration statement on file with the Commission and to effect appropriate qualifications under the laws and regulations of the states in which the holders of Class B warrants reside in order to comply with applicable laws in connection with the exercise of the Class B warrants and the resale of the common stock issued upon such exercise. There can be no assurance that the Company will be in a position to effect such action under the federal and applicable state securities laws, and the failure of the Company to effect such action may preclude the exercise thereof. The Company may amend the terms of the Class B warrants but only by extending the termination date or lowering the exercise price thereof. The Company has no present intention of amending such terms.

     In the event, any of the Company's Class A warrants or Class B warrants are exercised, Dr. Kolman Brown and Dr. Harris Mann would be entitled to receive additional shares of common stock equal to the number of shares issued on exercise of such warrants, provided however, that the Company reported gross revenues of (i) $9,000,000 in the fiscal year prior to the exercise of the warrants; (ii) $9,000,000 in the fiscal year after exercise of the warrants; or (iii) $4,500,000 in any two consecutive fiscal quarter after exercise of the warrants.

     Additional Warrants

     The Company also has outstanding an aggregate of 7,210,000 additional common stock purchase warrants exercisable through February 2002 at a price of $.043 per share.

     Reverse Split

     Upon consummation of the offering, the Company intends to authorize a 1 for 7 reverse split of its common stock, Class A and B warrants and additional warrants, thereby substantially reducing the Company's outstanding securities.

11.  Going Concern

     The Company's financial statements have been prepared assuming that it will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     Due to insufficient assets, the Company has been unable to prepare the financial statements necessary to file required reports under the Exchange Act. Accordingly, the Company is not current in its reporting obligations under the Exchange Act. The Company's last filed report was its annual report on Form 10-K for the year ended December 31, 1994 and Form 8-K filed on January 18, 1995.

     The Company is substantially delinquent in the payment of outstanding accounts payables and tax obligations. The Company has failed to pay franchise taxes due to the State of Delaware for the tax years 1994, 1995 and 1996. This failure has resulted in the Company's Articles of Incorporation being declared void. Accordingly, the Company is not in good standing in the State of Delaware. The Company will be required to file a Certificate of Renewal and pay applicable franchise taxes in order to reinstate the Company's charter and obtain good standing status.


                                                                         Page-13

                               METRO OPTICS, LTD.

                          YEAR ENDED FEBRUARY 28, 1997

12.  Concentrations of Credit

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable arise from the sale of eyewear and contact lenses products to Unions. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the optical industry.

13.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

14.  Prior Period Adjustment

     Prior period adjustment represents adjustments to the books of Metro Optics, Ltd for years prior to fiscal year ended February 28, 1997. They consist of the following:

         Beginning Inventory                                          $340,945
         Operating Expenses                                             23,612
         Deferred Taxes                                                 68,633
         Payroll Taxes                                                 151,337
         Prepaid Expenses                                               17,590
         Leasehold Improvements (Net of
            Depreciation) for Closed Stores                          1,260,496
         Loss on Investment                                              6,000
                                                                    ----------
                                                                     1,868,613
         Accumulated Deficit - Originally Reported                   1,039,982
                                                                    ----------
         Accumulated Deficit - Restated                             $2,908,595
                                                                    ==========

13.  General

     For purposes of the statement of cash flows, the prior year's financial statements have been reclassified for prior period adjustments.


                                                                         Page-14

                 ACCOUNTANTS' REPORT ON ADDITIONAL INFORMATION

Board of Directors
Metro Optics, Ltd.
Garden City, New York

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The analysis of cost of goods sold is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic Financial Statements, and, accordingly, we express no opinion on them.

                                                 /s/ Ives & Sultan, LLP
                                       -----------------------------------------
                                       IVES & SULTAN, LLP
                                       Certified Public Accountants

June 25, 1997


                                                                         Page-15

                               METRO OPTICS, LTD.

                            SUPPLEMENTARY INFORMATION
                          YEARS ENDED FEBRUARY 28, 1997

                         ANALYSIS OF COST OF GOODS SOLD

Inventory - At Beginning (as restated)                              $  414,278

Purchases                                                            1,217,774
                                                                    ----------
                                                                     1,632,052

Less:  Inventory - At End                                              269,847
                                                                    ----------

                                                                    $1,362,205
                                                                    ==========

See accountants' report on supplementary information.


                                                                         Page-16

                               METRO OPTICS, LTD.
                                 BALANCE SHEETS
                                FEBRUARY 28, 1996

                                     ASSETS

Current Assets:
Cash                                                                 $  (55,849)
Inventory                                                               414,278
Accounts Receivable                                                      37,000
Due from Affiliates                                                      93,577
                                                                     ----------
  Total Current Assets                                                  489,006
                                                                     ----------

Fixed Assets:
Fixed Assets (net of Accumulated Depreciation)                        1,128,405
                                                                     ----------
  Total Fixed Assets                                                  1,128,405
                                                                     ----------

Other Assets:
Security Deposits                                                        41,865
                                                                     ----------
   Total Other Assets                                                    41,865
                                                                     ----------

TOTAL ASSETS                                                         $1,659,276
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                     $  759,073
Deferred Rent                                                           131,894
Current Portion - LT Dept                                                11,545
Payroll Taxes Payable                                                   365,260
                                                                     ----------
   Total Current Liabilities                                          1,267,772
                                                                     ----------

Long Term Liabilities:
Loan Payable                                                            652,725
Loan Payable - Affiliates                                                15,187
Loan Payable - Shareholders                                             189,766
                                                                     ----------
   Total Other Liabilities                                              857,678
                                                                     ----------

Shareholders' Equity:
Capital Stock                                                            73,637
Paid in Capital                                                       2,368,784
Accumulated Deficit                                                  (2,908,595)
                                                                     ----------
   Total Shareholders' Equity                                          (466,174)
                                                                     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,659,276
                                                                     ==========


                                                                         Page-17

                               METRO OPTICS, LTD.
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                          YEAR ENDED FEBRUARY 28,1996

Sales and Services                                                   $3,654,875

Cost of Goods Sold                                                    1,792,368
                                                                    -----------

Gross Profit                                                          1,862,507
                                                                    -----------

Operating Expenses:
   Payroll Expense                                                      174,123
   Telephone                                                             60,522
   Advertising and Promotion                                             33,463
   Cleaning and Rubbish Removal                                           6,697
   Repairs and Maintenance                                                4,902
   Architect Fees                                                         8,000
   Security Systems                                                       7,711
   Professional Fees                                                     24,200
   Common Expense                                                           837
   Gross Salaries                                                     1,653,950
   Utilities                                                             60,632
   Rent                                                                 432,417
   Postage                                                                6,695
   Insurance                                                             51,021
   Equipment Leasing                                                    147,063
   Auto Expense                                                             977
   Office Expenses                                                      304,797
   Temporary Personnel                                                    5,252
   Charitable Contributions                                                 265
   Bank Charges                                                          22,272
   Fees and Penalties                                                     2,827
   Interest Expense                                                      35,376
   Miscellaneous                                                        125,523
   Depreciation Expense                                                 255,912
                                                                    -----------
      Total Expenses                                                  3,425,434
                                                                    -----------

Net Loss Before Disposition of Assets                                (1,562,927)

Disposition of Assets                                                (1,260,496)
                                                                    -----------

Net Loss                                                             (2,823,423)

Accumulated Deficit at March 1, 1995                                    (85,172)
                                                                    -----------

Accumulated Deficit at February 28, 1996                            $(2,908,595)
                                                                    ===========